Form 10QSB
period 2000-06-30
TRANSCEDENT INC
filed 2000-08-11
CIK 1107950

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-QSB
(Mark one)                           --------------
[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES ACT OF 1934
                           For the quarterly period ended June 30, 2000
                                                          --------------

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



State the number of shares outstanding of each of the issuer's classes of common equity, as of August 7, 2000
Common stock 2,900,000 shares

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Transcendent, Inc.
as of June 30, 2000 and the related statements of operations, cash flows, and changes in shareholders' equity for the period from inception January 31, 2000 to June 30, 2000 and for the three months ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

/s/ Brad Haynes CPA
----------------------
   Brad Haynes CPA

Los Angeles, California
August 4, 2000

                              Transcendent, Inc.
                        (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2000



  ASSETS

  Current Assets
    Cash                                       $      19
                                               ---------
  Total current assets                                19
                                               ---------
  Total assets                                 $      19
                                               =========



  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
     Accrued expenses                          $      --
                                               ---------
  Total current liabilities

  Shareholders' Equity
  Common stock,
   25,000,000 shares authorized
   at $0.001 par value; issued and
   outstanding 2,900,000 shares                    2,900
                                               ---------
  (Deficit) accumulated
    during the development
     stage                                        (2,881)
                                               ---------
  Total shareholders' equity
   (deficit)                                          19
                                               ---------
  Total Liabilities and
  Shareholders' Equity (Deficit)               $      19
                                               =========



        See accountant's review report and accompanying notes.

                               Transcendent, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                              Three Months         January 31, 2000
                                 Ended             (Inception) to
                             June 30, 2000          June 30, 2000
                            ----------------       ----------------

  Revenue                     $       --              $      --

  Expenses:
  General and
    administrative            $      381                  2,881
                              ----------              ---------
  (Loss) from
    operations                    (  381)                (2,881)

  Income taxes                        --                     --
                              ----------              ---------

  Net (loss)                  $   (  381)             $  (2,881)
                              ==========              =========

  Basic (Loss) per
   common share               $       --              $      --
                              ==========              =========

  Diluted (Loss) per
   common share               $       --              $      --
                              ==========              =========

  Weighted average
   (basic and diluted)
    common shares
     outstanding               2,900,000              2,900,000
                              ==========              =========



        See accountant's review report and accompanying notes.

                                  Transcendent, Inc.
                             (A Development Stage Company)
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             For the period January 31, 2000 (inception) to June 30, 2000

                                                      (Deficit)
                                                     Accumulated
                                        Additional   During the
                       Common   Stock    Paid-In     Development
                       Share    Amount   Capital        Stage         Total
                     ---------  ------- -----------  -------------  ---------
  Common shares
  issued for cash-   2,500,000  $ 2,500  $     --      $     --      $ 2,500


  Common shares
  issued for
  services-            400,000      400        --            --          400

  Net (loss) for
  the period from
  inception to
  June 30, 2000            --        --        --        (2,881)      (2,881)
                   ----------   -------   -------       -------      -------

  Balance-
   June
    30, 2000        2,900,000   $ 2,900   $    --       $(2,881)     $    19
                   ==========   =======   =======       =======      =======


            See accountant's review report and accompanying notes.

                                 Transcendent, Inc.
                           (A Development Stage Company)
                             STATEMENT  OF CASH FLOWS



                                   Three Months    January 31, 2000
                                       Ended        (Inception) to
                                   June 30, 2000     June 30,2000
                                  ----------------  ---------------

  Net (loss)                        $ (  381)         $ (2,881)
  Adjustments to
   reconcile  net loss to
   cash used by
   operating  activities:

  Shares issued for services               --              400
  Increase (decrease) in
   liabilities:

  Accrured expenses                        --               --
                                     --------         --------
  Net cash (used) by
    operating activities:              (  381)          (2,481)
  Net cash from financing
    activities:
  Common stock issuance for cash           --            2,500
                                     --------         --------
  Increase (decrease)in cash           (  381)              19

  Cash at beginning of period             400               --
                                     --------         --------
  Cash at end of period              $     19         $     19
                                     ========         ========

  Supplemental cash flows  information:
  Cash paid during the period for:


  Income Taxes                       $     --         $     --
                                     ========         ========
  Interest                           $     --         $     --
                                     ========         ========
  Non-cash financing transactions:

  Common shares issued
   for services                      $     --         $    400
                                     ========         ========

      See accountant's review report and accompanying notes.

                            Transcendent, Inc.
                      (A Development Stage Company)
                       NOTE TO FINANCIAL STATEMENTS
                            March 31, 2000

BASIS OF PRESENTATION
----------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The Company was incorporated on January 31, 2000 thus it was not in existence in the early part of 1999; therefore, comparative presentations for the three month period ended
June 30, 1999 are not made. For futher information refer to the audited financial statements and footnotes included in the Company's Form 10-SB filing, filed March 8, 2000. The audited financial statements in the Form 10-SB covered from January 31, 2000 to February 29, 2000.

Item 2. Plan of Operations
--------------------------

     Transcendent, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (August 7, 2000) the Company has had no revenues.

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

    The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2000 and for the first two quarters of calendar 2001,absent the Company's obtaining other finacing, the primary funding will provide by the Company's Chairman and President.

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

August 4, 2000

Securities and Exchange Commission
450 Fifth Street
Washington, D.C. 20549

Commissioners:

We consent to the inclusion of our report dated August 4, 2000 on our review of interim financial information of Transcendent, Inc. for the period January 31, 2000 (Inception) to June 30, 2000 in Transcendent, Inc.'s quarterly report on Form 10QSB for the quarter then ended.

/s/ Brad B. Haynes
--------------------
Brad B. Haynes CPA
Los Angeles, California
August 7, 2000

There were no reports filed on Form 8-K during the three month period ended June 30, 2000.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant cuased this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Transcendent, Inc.

                                         /s/ Jaak Olesk
                                         ------------------------------
Date: August 7, 2000                     Jaak Olesk
                                         Chairman of the Board, President