Form 10QSB
period 2000-09-30
TRANSCEDENT INC
filed 2000-11-13
CIK 1107950

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-QSB
(Mark one)                           --------------
[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES ACT OF 1934
                           For the quarterly period ended September 30, 2000
                                                          ------------------

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


        345 North Maple Drive, Suite 284,
        Beverly Hills, California                         90210
   ----------------------------------------           -------------
   (Address of principal executive offices)             (Zip Code)


                            (310) 288- 0693
                      ---------------------------
                      (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000
Common stock 2,900,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [ ] No [X]

                            TABLE OF CONTENTS


                                                                        PAGE
  PART I- FINANCIAL INFORMATION

  Item 1. Financial Statements.     ................................... 1/7

  Item 2. Plan of Operation.     ...................................... 7/8

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Transcendent, Inc.
                        (A Development Stage Company)
                                BALANCE SHEET
                             September 30, 2000



  ASSETS

  Current Assets
    Cash                                       $      --
                                               ---------
  Total current assets                                --
                                               ---------
  Total assets                                 $      --
                                               =========



  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
     Accrued expenses                          $   1,500
                                               ---------
  Total current liabilities                        1,500

  Shareholders' Equity
  Common stock,
   25,000,000 shares authorized
   at $0.001 par value; issued and
   outstanding 2,900,000 shares                    2,900
                                               ---------
  (Deficit) accumulated
    during the development
     stage                                        (4,400)
                                               ---------
  Total shareholders' equity
   (deficit)                                      (1,500)
                                               ---------
  Total Liabilities and
  Shareholders' Equity (Deficit)               $      --
                                               =========



        See accompanying note.

                               Transcendent, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                              Three Months       January 31, 2000
                                 Ended             (Inception) to
                           September 30, 2000    September 30, 2000
                           ------------------    ------------------

  Revenue                     $       --              $      --

  Expenses:
  General and
    administrative            $      519                  4,400
                              ----------              ---------
  (Loss) from
    operations                      (519)                (4,400)

  Income taxes                        --                     --
                              ----------              ---------

  Net (loss)                  $     (519)             $  (4,400)
                              ==========              =========

  Basic (Loss) per
   common share               $       --              $      --
                              ==========              =========

  Diluted (Loss) per
   common share               $       --              $      --
                              ==========              =========

  Weighted average
   (basic and diluted)
    common shares
     outstanding               2,900,000              2,900,000
                              ==========              =========



        See accompanying note.

                                  Transcendent, Inc.
                             (A Development Stage Company)
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
            For the period January 31, 2000 (inception) to September 30, 2000

                                                      (Deficit)
                                                     Accumulated
                                        Additional   During the
                       Common   Stock    Paid-In     Development
                       Share    Amount   Capital        Stage         Total
                     ---------  ------- -----------  -------------  ---------
  Common shares
  issued for cash-   2,500,000  $ 2,500  $     --      $     --      $ 2,500


  Common shares
  issued for
  services-            400,000      400        --            --          400

  Net (loss) for
  the period from
  inception to
  September 30,
    2000                   --        --        --        (4,400)      (4,400)
                   ----------   -------   -------       -------      -------

  Balance-
  September
    30, 2000        2,900,000   $ 2,900   $    --       $(4,400)     $(1,500)
                   ==========   =======   =======       =======      =======


            See accompanying note.

                                 Transcendent, Inc.
                           (A Development Stage Company)
                             STATEMENT  OF CASH FLOWS



                                 Three Months       January 31, 2000
                                     Ended          (Inception) to
                                September 30, 2000  September 30,2000
                                ------------------  -----------------

  Net (loss)                        $    (519)         $ (4,400)
  Adjustments to
   reconcile  net loss to
   cash used by
   operating  activities:

  Shares issued for services               --              400
  Increase (decrease) in
   liabilities:

  Accrured expenses                       500            1,500
                                     --------         --------
  Net cash (used) by
    operating activities:                 (19)          (2,500)
  Net cash from financing
    activities:
  Common stock issuance for cash           --            2,500
                                     --------         --------
  Increase (decrease)in cash              (19)              --

  Cash at beginning of period              19               --
                                     --------         --------
  Cash at end of period              $     --         $     --
                                     ========         ========

  Supplemental cash flows  information:
  Cash paid during the period for:


  Income Taxes                       $     --         $     --
                                     ========         ========
  Interest                           $     --         $     --
                                     ========         ========
  Non-cash financing transactions:

  Common shares issued
   for services                      $     --         $    400
                                     ========         ========

      See accompanying note.

                            Transcendent, Inc.
                      (A Development Stage Company)
                       NOTE TO FINANCIAL STATEMENTS
                          September 30, 2000

BASIS OF PRESENTATION
----------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The Company was incorporated on January 31, 2000 thus it was not in existence in the early part of 1999; therefore, comparative presentations for the three month period ended September 30, 1999 are not made. For futher information refer to the audited financial statements and footnotes included in the Company's Form 10-SB filing, filed March 8, 2000. The audited financial statements in the Form 10-SB covered from January 31, 2000 to February 29, 2000.

Item 2. Plan of Operation
--------------------------

     Transcendent, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (November 10, 2000) the Company has had no revenues.

     On March 8, 2000 the Company filed a Registration Statement on Form 10-SB with the United States Securities and Exchange Commission. The Registration Statement went effective on May 7, 2000.

-------------------------------------
   In early November, 2000 the Company relocated its principal executive offices. The new address is 345 North Maple Drive, Suite 284, Beverly Hills, California 90210.

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

    The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2000 and for the first three quarters of calendar 2001,absent the Company's obtaining other financing, the primary funding will provided by the Company's Chairman and President.

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

   Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Report on Form 8-K

No exhibits

There were no reports filed on Form 8-K during the three month period ended September 30, 2000.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant cuased this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Transcendent, Inc.

                                         /s/ Jaak Olesk
                                         ------------------------------
Date: November 10, 2000                  Jaak Olesk
                                         Chairman of the Board, President