Form 10QSB
period 2002-06-30
TRANSCENDENT INC
filed 2002-07-31
CIK 1107950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-QSB
                     ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE
ACT

For the transition period from      to
                              ------  ------
                     Commission file number 0-29877

                      Transcendent, Inc.
-------------------------------------------------
(Name of Small Business Issuer in its charter)

           Nevada                         95-4784882
-------------------------           ----------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)        Identification No.)

9300 Wilshire Boulevard, Suite 300
Beverly Hills, California                       90212
---------------------------------------    ---------------
(Address of principal executive offices)     (Zip code)


345 North Maple Drive, Suite 284
Beverly Hills, California                      90210
------------------------------------       ---------------
         (Former address)

                   (310) 278-0100
           ----------------------------------
              (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 30, 2002
Common stock 3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]



TABLE OF CONTENTS

                                                     PAGE
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.......................  3-9

Item 2. Plan of Operation..........................  9-10

PART II- OTHER INFORMATION

Item 1. Legal Proceedings. ........................   10

Item 2. Changes in Securities. ....................   10

Item 3. Defaults Upon Senior Securities. ..........   10

Item 4. Submission of Matters to a Vote of
        Security Holders. .........................   10

Item 5. Other Information. ........................   10

Item 6. Exhibits and Report on Form 8-K. ..........   10

SIGNATURES. .......................................   11




























PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


                      Transcendent, Inc.
                (A Development Stage Company)
                      BALANCE SHEET
                      June 30, 2002
                       (Unaudited)
ASSETS

Current Assets
  Cash                                $       --
                                      ----------
Total current assets		                     --
                                      ----------
Total assets                          $       --
                                      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Loan from shareholder               $      215

Accrued expenses                           1,500
                                      ----------
Total current liabilities                  1,715

Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 3,000,000 shares            3,000

(Deficit) accumulated
    during the development
      stage				            (4,715)
						        ----------
Total shareholders' equity
  (deficit)                               (1,715)
                                      ----------
Total  Liabilities and
Shareholders' Equity (Deficit)	        $       --
						        ==========






         See accompanying note to financial statements.
                      Transcendent, Inc.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS
                          (Unaudited)



                          Three Months       Three Months
                              Ended              Ended
                          June 30, 2002      June 30, 2001
                          --------------    --------------


Revenue                     $      --         $      --

Expenses:
General and
  Administrative            $      --                --
                            ---------         ---------
(Loss) from
 operations                        --                --

Income taxes                       --                --
                            ---------         ---------
Net (loss)                  $      --         $      --
                            =========         =========
Basic (Loss) per
 Common share               $      --         $      --
                            =========         =========
Diluted (Loss) per
Common share                $      --         $      --
                            =========         =========
Weighted average
 (basic and diluted)
  common shares
   outstanding              3,000,000         3,000,000
                            =========         =========
















        See accompanying note to financial statements.
                        Transcendent, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
        (Unaudited) (Continued)



                     Six Months    Six Months   January 31, 2000
                       Ended          Ended      (Inception) to
                    June 30, 2002  June 30, 2001  June 30, 2001
                    -------------  ------------- --------------


Revenue               $      --	  $      --      $     --

Expenses:
General and
  administrative      $      --            215          4,715
                      ---------      ---------       --------
(Loss) from
 operations                  --           (215)        (4,715)

Income taxes                 --             --             --
                      ---------      ---------       --------
Net (loss)            $      --      $    (215)      $ (4,715)
                      =========      =========       ========
Basic (Loss) per
 Common share         $      --      $      --       $     --
                      =========      =========       ========
Diluted (Loss) per
 Common share         $      --      $      --       $     --
                      =========      =========       ========
Weighted average
 (basic and diluted)
  common shares
   outstanding        3,000,000      3,000,000      3,000,000
                      =========      =========      =========
















         See accompanying note to financial statements.
                        Transcendent, Inc.
                   (A Development Stage Company)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
   For the period January 31, 2000 (inception) to June 30, 2002
                           (Unaudited)
         					            (Deficit)
	Accumulated
                              Additional  During the
               Common   Stock  Paid-In   Development
               Shares   Amount Capital       Stage     Total
               -------  ------ ---------- ----------- ------
Common shares
issued for
  cash       2,500,000  $2,500 $      --   $     --   $2,500


Common shares
 issued for
  services     500,000     500        --         --      500


Net (loss) for
 the period from
  inception to
   June 30,
    2002            --      --        --     (4,715)  (4,715)
             ---------  ------  --------    -------  -------
Balance-
 June 30,
  2002       3,000,000  $3,000  $     --    $(4,715) $(1,715)
             =========  ======= ========    =======  =======






















        See accompanying note to financial statements.

                         Transcendent, Inc
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
   (Unaudited)


	                         Three Months    Three Months
                                 Ended           Ended
                              June 30, 2002   June 30, 2001
                              --------------  -------------

Net (loss)	                      $      --       $      --
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:

Shares issued for services             --              --
Increase (decrease) in
 Liabilities:
Loan to shareholder                    --              --

Accrued expenses                       --              --
     	                      ---------        --------
Net cash (used) by
  operating activities:                --              --

Net cash from financing
  Activities:
Common stock issuance for cash         --              --
                                ---------        --------
Increase (decrease) in cash            --              --
Cash at beginning of period     $      --        $     --
                                ---------        --------
Cash at end of period           $      --        $     --
                                =========        ========

Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes                    $      --        $     --
                                =========        ========
Interest                        $      --        $     --
                                =========        ========
Non-cash financing transactions:
Common shares issued
  for services                  $      --        $     --
                                =========        ========



          See accompanying note to financial statements.

                        Transcendent, Inc
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS (Continued)
                          (Unaudited)

	             Six Months     Six Months     January 31,2000
                     Ended         Ended        (Inception) to
                  June 30, 2002  June 30, 2001  June 30, 2001
                  -------------  -------------  --------------
Net (loss)	             $     --    $  (215)       $ (4,715)
Adjustments to
 reconcile net loss to
  cash used by
   operating activities:
Shares issued for
  services                   --         --             500
Increase (decrease) in
 Liabilities:
                             --         --              --
Accrued expenses             --         --           1,500
     	            ---------   --------       ---------
Net cash (used) by
  operating
    activities:              --       (215)         (2,715)

Net cash from financing
  Activities:
Common stock issuance
 for cash                    --         --           2,500

Loan to shareholder          --        215             215
                      ---------   --------       ---------
Net cash provided by
 financing activities        --        215           2,715
Increase (decrease)
  in cash                    --         --              --
Cash at beginning
  of period           $      --         --              --
                      ---------   --------       ---------
Cash at end of
 period               $      --   $     --       $      --
                      =========   ========       =========
Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes          $      --   $     --       $      --
                      =========   ========       =========
Interest              $      --   $     --       $      --
                      =========   ========       =========
Non-cash financing transactions:
Common shares issued
  for services        $      --   $     --       $      --
                      =========   ========       =========
See accompanying note to financial statements.

                         Transcendent, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2002
                           (Unaudited)
BASIS OF PRESENTATION
---------------------
    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended June 30, 2002 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31,
2002.   For further information refer to the audited financial
statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2001.

    The Company's financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From inception to date the Company has only incurred net losses and has had no revenues. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

    Transcendent, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (July 30, 2002) the Company has had no revenues.

Item 2. Plan of Operation

    On March 8, 2000 the Company filed a Registration Statement on Form 10-SB with the United States Securities and Exchange
Commission.  The Registration Statement went effective on May
7, 2000.

    In early June 2002 the Company relocated its principal executive offices. The new address is 9300 Wilshire Boulevard, Suite 300, Beverly Hills, California 90212.

    The business of the Company is facilitating professional and executive personal development and motivation through seminars, consulting, and related products and services.

    The Company, which has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

    The Company's   management is seeking funding from a
variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2002, and the first half of calendar 2003 absent other funding being obtained, the Company's primary funding source will be Chairman and President Olesk who will provide funding for corporate expenses.

Forward-Looking Statements
    This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements.

PART II- OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

        The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

 	   None.

Item 4. Submission of Matters to a Vote of Security Holders

	   None.

Item 5. Other Information

	   None.

Item 6. Exhibits and Report on Form 8-K

        No Exhibits

There were no reports filed on Form 8-K during the three month period ended June 30, 2002.


SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Transcendent, Inc.

                            /s/ Jaak Olesk
Dated: July 30, 2002        -----------------------
--------------------        Jaak Olesk
                            Chairman of the Board, President























1