Form 10QSB
period 2002-09-30
TRANSCENDENT INC
filed 2002-11-14
CIK 1107950

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549


                          FORM 10-QSB
                     ----------------------

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2002

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


c/o Jaak Olesk
9300 Wilshire Boulevard, Suite 300
Beverly Hills, California                       90212
---------------------------------------    ---------------
(Address of principal executive offices)     (Zip code)


                   (310) 278-0100
           ----------------------------------
              (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2002
Common stock 3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [  ] No [ X]




                               1
TABLE OF CONTENTS

                                                     PAGE
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.......................  3-9

Item 2. Plan of Operation..........................  9-10

PART II- OTHER INFORMATION

Item 1. Legal Proceedings. ........................   10

Item 2. Changes in Securities. ....................   10

Item 3. Defaults Upon Senior Securities. ..........   10

Item 4. Submission of Matters to a Vote of
        Security Holders. .........................   10

Item 5. Other Information. ........................   10

Item 6. Exhibits and Report on Form 8-K. ..........   11

SIGNATURES. .......................................   11




























                             2
PART  I- FINANCIAL INFORMATION

Item 1. Financial Statements.


                      Transcendent, Inc.
                (A Development Stage Company)
                      BALANCE SHEET
                    September 30, 2002
                       (Unaudited)
ASSETS

Current Assets
  Cash                                $       --
                                      ----------
Total current assets                          --
                                      ----------
Total assets                          $       --
                                      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Loan from shareholder               $    1,985

Accrued expenses                           1,500
                                      ----------
Total current liabilities                  3,485

Shareholders' Equity
Common stock,
  25,000,000 shares authorized
  at $0.001 par value; issued and
   outstanding 3,000,000 shares            3,000

(Deficit) accumulated
    during the development
      stage                               (6,485)
                                      ----------
Total shareholders' equity
  (deficit)                               (3,485)
                                      ----------
Total  Liabilities and
Shareholders' Equity (Deficit)	        $       --
                                      ==========




                                3

         See accompanying note to financial statements.
                      Transcendent, Inc.
                 (A Development Stage Company)
                    STATEMENT OF OPERATIONS
                          (Unaudited)



                          Three Months      Three Months
                              Ended            Ended
                          September 30,     September 30,
                              2002             2001
                          -------------     -------------


Revenue                     $      --         $      --

Expenses:
General and
  Administrative            $   1,770                --
                            ---------         ---------
(Loss) from
 operations                        --                --

Income taxes                       --                --
                            ---------         ---------
Net (loss)                  $   1,770         $      --
                            =========         =========
Basic (Loss) per
 Common share               $      --         $      --
                            =========         =========
Diluted (Loss) per
Common share                $      --         $      --
                            =========         =========
Weighted average
 (basic and diluted)
  common shares
   outstanding              3,000,000         3,000,000
                            =========         =========














                               4
        See accompanying note to financial statements.
                        Transcendent, Inc.
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
                      (Unaudited) (Continued)



                    Nine Months    Nine Months  January 31, 2000
                       Ended          Ended      (Inception) to
                    September 30,  September 30,  September 30,
                       2002            2001           2002
                    -------------  ------------- --------------


Revenue               $      --	  $      --      $      --

Expenses:
General and
  administrative      $   1,770            215          6,485
                      ---------      ---------       --------
(Loss) from
 operations                  --           (215)        (6,485)

Income taxes                 --             --             --
                      ---------      ---------       --------
Net (loss)            $   1,770      $    (215)      $ (6,485)
                      =========      =========       ========
Basic (Loss) per
 Common share         $      --      $      --       $     --
                      =========      =========       ========
Diluted (Loss) per
 Common share         $      --      $      --       $     --
                      =========      =========       ========
Weighted average
 (basic and diluted)
  common shares
   outstanding        3,000,000      3,000,000      3,000,000
                      =========      =========      =========













                               5

         See accompanying note to financial statements.
                        Transcendent, Inc.
                   (A Development Stage Company)
      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
          For the period January 31, 2000 (inception) to
                        September 30, 2002
                           (Unaudited)
                                         (Deficit)
	Accumulated
                              Additional  During the
               Common   Stock  Paid-In   Development
               Shares   Amount Capital       Stage     Total
               -------  ------ ---------- ----------- ------
Common shares
issued for
  cash       2,500,000  $2,500 $      --   $     --   $2,500


Common shares
 issued for
  services     500,000     500        --         --      500


Net (loss) for
 the period from
  inception to
   September
    30,2002         --      --        --     (6,485)  (6,485)
             ---------  ------  --------    -------  -------
Balance-
 September
  30, 2002   3,000,000  $3,000  $     --    $(6,485) $(3,485)
             =========  ======= ========    =======  =======



















                              6

        See accompanying note to financial statements.

                         Transcendent, Inc
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
   (Unaudited)


                            Three Months    Three Months
                               Ended           Ended
                            September 30,   September 30,
                                 2002            2001
                            --------------  -------------

Net (loss)	                      $  (1,770)       $     --
Adjustments to
  reconcile net loss to
   cash used by
     operating activities:

Shares issued for services             --              --
Increase (decrease) in
 Liabilities:
Loan to shareholder                    --              --

Accrued expenses                       --              --
     	                      ---------        --------
Net cash (used) by
  operating activities:            (1,770)             --

Net cash from financing
  Activities:
Loan from stockholder               1,770)             --
                                ---------        --------
Increase (decrease) in cash            --              --
Cash at beginning of period     $      --        $     --
                                ---------        --------
Cash at end of period           $      --        $     --
                                =========        ========

Supplemental cash flows information:
 Cash paid during the period for:

Income Taxes                    $      --        $     --
                                =========        ========
Interest                        $      --        $     --
                                =========        ========
Non-cash financing transactions:
Common shares issued
  for services                  $      --        $     --
                                =========        ========


7
          See accompanying note to financial statements.
                        Transcendent, Inc
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS (Continued)
                          (Unaudited)

	             Nine Months   Nine Months   January 31,2000
                     Ended         Ended      (Inception) to
                  September 30, September 30,   September 30,
                      2002          2001           2002
                 -------------  -------------  --------------
Net (loss)	             $ (1,770)   $  (215)       $ (6,485)
Adjustments to
 reconcile net loss to
  cash used by
   operating activities:
Shares issued for
  services                   --         --             500
Increase (decrease) in
 Liabilities:
                             --         --              --
Accrued expenses             --         --           1,500
                      ---------   --------       ---------
Net cash (used) by
  operating
    activities:          (1,770)      (215)         (4,485)

Net cash from financing
  Activities:
Common stock issuance
 for cash                    --         --           2,500
Loan from shareholder     1,770        215           1,985
                      ---------   --------       ---------
Net cash provided by
 financing activities     1,770        215           4,485
Increase (decrease)
  in cash                    --         --              --
Cash at beginning
  of period           $      --         --              --
                      ---------   --------       ---------
Cash at end of
 period               $      --   $     --       $      --
                      =========   ========       =========
Supplemental cash flows information:
 Cash paid during the period for:
Income Taxes          $      --   $     --       $      --
                      =========   ========       =========
Interest              $      --   $     --       $      --
                      =========   ========       =========
Non-cash financing transactions:
Common shares issued
  for services        $      --   $     --       $      --
                      =========   ========       =========
8
See accompanying note to financial statements.

                         Transcendent, Inc.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        September 30, 2002
                           (Unaudited)
BASIS OF PRESENTATION
---------------------
    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended September 30, 2002 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December
31, 2002.   For further information refer to the audited
financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2001.

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

    Transcendent, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (November 13, 2002) the Company has had no revenues.

Item 2. Plan of Operation

    On March 8, 2000 the Company filed a Registration Statement on Form 10-SB with the United States Securities and Exchange
Commission.  The Registration Statement went effective on May
7, 2000.

    In early June 2002 the Company relocated its principal executive offices. The new address is 9300 Wilshire Boulevard, Suite 300, Beverly Hills, California 90212.



                             9
    The business of the Company is facilitating professional and executive personal development and motivation through seminars, consulting, and related products and services.

    The Company, which has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

    The Company's   management is seeking funding from a
variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2002, and the first three quarters of calendar 2003 absent other funding being obtained, the Company's primary funding source will be Chairman and President
Olesk who will provide funding for corporate expenses.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.
                          10
Item 6. Exhibits and Report on Form 8-K

        No Exhibits

There were no reports filed on Form 8-K during the three month period ended September 30, 2002.


SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Transcendent, Inc.

                            /s/ Jaak Olesk
Dated: November 13, 2002    -----------------------
-------------------------   Jaak Olesk
                            Chairman of the Board, President































                            11