Form 10KSB
period 2002-12-31
TRANSCENDENT INC
filed 2003-03-28
CIK 1107950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

Commission file number 0-29877

Transcendent, Inc.
(Name of Small Business Issuer in its charter)

Nevada	95-4784882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9175 MAINWARING ROAD
SIDNEY, BC	V8L 1J9
(Address of principal executive offices)	(Zip code)

9175 MAINWARING ROAD
SIDNEY, BC	V8L 1J9
(Former address)	(Zip code)

(250) 656-4490
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NA	NA
Title of each class	Name of each exchange on
which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

           Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

           The revenues for the year ended December 31, 2002 were $ 0.

           There was no common stock held by non-affiliates of the registrant as of February 28, 2003.

           The number of shares of common stock outstanding as of February 28, 2003, was 3,000,000.

TABLE OF CONTENTS

		PAGE

Item 1.	Description of Business	4-5

Item 2.	Description of Property	5

Item 3.	Legal Proceedings	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Market for Common Equity and Related Stockholder Matters	5-6

Item 6.	Plan of Operation	6

Item 7.	Financial Statements	7-13

Item 8.	Changes In and Disagreements With Accountants on Accounting and
	Financial Disclosure	14

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance With Section 16(a) of the Exchange Act	14

Item 10.	Executive Compensation	14

Item 11.	Securities Ownership of Certain Beneficial Owners and Management.	15

Item 12.	Certain Relationships and Related Transactions	15

Item 13.	Exhibits and Reports on Form 8-K	15

Item 14.	Controls and Procedures	15

SIGNATURES		16

PART I

Item 1. Description of Business.

(a)	Business Development

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

The Business of the issuer is in the health food industry. To date the Company has had no revenues.

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

           The Company's corporate executive office presently is located within the office of the Company's major shareholder/Chairman of the Board of Directors/President Rick Plotnikoff is a businessman based in Sidney, B.C. Canada at 9175 Mainwaring Rd.

Item 3. Legal Proceedings.

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

The company has no common equity that is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company. All 3,000,000 shares of common stock outstanding at December 31, 2002 could be sold pursuant to Rule 144 under the Securities Act.

(b)	Holders

As of December 31, 2002 there were three common shareholders of record.

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

Item 7. Financial Statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Transcendent, Inc.

We have audited the balance sheet of Transcendent, Inc. (a Development Stage Company), as of December 31, 2002 and the related statements of operations, stockholders’ equity (deficit)and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Transcendent, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raise capital or implement a plan of operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EPSTEIN, WEBER & CONOVER, P.L.C.
    Scottsdale, Arizona
    March 20, 2003

TRANSCENDENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF DECEMBER 31, 2002

ASSETS

CURRENT ASSETS	$-

TOTAL ASSETS	-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES	$-

TOTAL LIABILITIES	-

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares
authorized, 3,000,000 shares issued and outstanding	3,000
Deficit accumulated during the development stage	(3,000)

Total stockholders' equity	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

TRANSCENDENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

				JANUARY 31,
		FOR THE		2002
		YEAR ENDED		(INCEPTION) TO
		DECEMBER 31,		DECEMBER 31,
		2002		2001

INCOME		$3,485		$-

COSTS AND EXPENSES:
General and administrative expense		1,770		4,715

Total		1,770		4,715

INCOME (LOSS) FROM OPERATIONS		1,715		(4,715)

INCOME TAXES		-		-

NET INCOME (LOSS)		$1,715		$(4,715)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$	*	$	*

Diluted	$	*	$	*

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)		3,000,000		3,000,000

* - less than $0.01 per share

TRANSCENDENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO DECEMBER 31, 2002

	Common		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Common Shares issued for cash	2,500,000	$2,500	$-	$-	$2,500
Common Shares issued for services	500,000	500	-	-	500
Net loss for the period from inception
to December 31, 2000	-	-	-	(4,500)	(4,500)

BALANCE DECEMBER 31, 2000	3,000,000	3,000	-	(4,500)	(1,500)

Net loss for the year ended
December 31, 2001	-	-	-	(215)	(215)

BALANCE DECEMBER 31, 2001	3,000,000	3,000	-	(4,715)	(1,715)

Net income for the year ended
December 31, 2002	-	-	-	1,715	1,715

BALANCE DECEMBER 31, 2002	3,000,000	$3,000	$-	$(3,000)	$-

TRANSCENDENT, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

		Period from
		January 31,2000
		(date of inception)
	Year Ended	to
	December 31, 2002	December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,715	$(3,000)
Adjustments to reconcile net income to net cash
used in operating activities:
Common stock issued as consderation for services		500
Changes in assets and liabilities:
Accrued liabilities	(1,500)
Write-off of Loan from Shareholder	(215)

Net cash used in operating activities	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	2,500

INCREASE IN CASH AND EQUIVALENTS	-	-
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND EQUIVALENTS, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-

Income taxes paid	$-	$-

TRANSCENDENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

1.

ORGANIZATION AND BASIS OF PRESENTATION

Transcendent, Inc. (the “Company”) a Nevada corporation, was incorporated on January 31, 2000. The Company is a development stage enterprise with a fiscal year ending December 31. The business of the Company is facilitating professional and executive personal development and motivation through seminars, consulting, and related products and services. To date, the Company has had no revenues associated with these activities.

The Company faces many operating and industry challenges. There is no meaningful operating history to evaluate the Company’s prospects for successful operations. Future losses for the Company are anticipated. The proposed plan of operations would include seeking an operating entity with which to merge. Even if successful, a merger may not result in cash flow sufficient to finance the continued expansion of a business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As mentioned above, the Company intends to seek a merger candidate but has not yet identified possible candidates nor has the Company obtained capital needed to achieve management’s plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of December 31, 2002.

Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (Loss) Per Common Share – Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company has a simple capital structure and therefore there is no presentation for diluted loss per share.

TRANSCENDENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002

3.

INCOME TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the year ended December 31, 2002 consist of the following:

Current tax provision (benefit)	$343
Deferred tax provision (benefit)	(343)

Total income tax provision (benefit)	$-0-

There were no material temporary book/tax differences for the period ended December 31, 2002. There was a deferred tax asset of $600 at December 31, 2002, relating to net operating loss carryforwards of approximately $3,000. The deferred income tax asset is fully offset by a valuation allowance. The net operating loss carryforwards expire beginning in 2000.

* * * * * * *

Item 8. Changes In and Disagreements With Accountants on Accounting And Financial Disclosure.

           None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following individuals are the directors of the Company:

Name of Director	Age	Title
Rick Plotnikoff	42	Chairman of the Board of Directors
		and President

Business Experience

           Mr.Plotnikoff is currently involved in the health food industry with Canadian Hemp Corporation. His responsibilities include coordinating strategy, planning, and product development. Mr. Plotnikoff devotes most of his time to the affairs of the Company. He has been involved in the health industry since 1989 at which time he founded a private company called Kayto Life Herbs International Corp. Prior to his involvement with Kayto Life Herbs International Corp., Mr. Plotnikoff was an Inspector employed by Revenue Canada in the Customs and Excise Division. Mr. Plotnikoff has a holding company called Shopcom Holdings Ltd. and spends part of his time on the operations of the Holding Company.

16(a) Compliance. The Company and all related persons are in compliance with section 16(a) of the Exchange Act.

Item 10. Executive compensation.

	Other			Securities				All
Name	Annual Registered			Under-				other
And				Compen-	Stock	Lying	LTIP	Compen-
Principal	Year	Salary	Bonus	sation	Award(s)	Options	Payouts	sation
Position (Note A)		($)	($)	$	$	SARs(#)	$	$

Jaak Olesk	2000	--	--	--	--	--	--	250
President	2001	--	--	--	--	--	--	--
	2002	--	--	--	--	--	--	--

Morena Rodriguez	2000	--	--	--	--	--	--	150
Secretary/	2001	--	--	--	--	--	--	--
Treasurer	2002	--	--	--	--	--	--	--

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

	Amount of
Name and address of Beneficial	Beneficial	Percent
Owner	Ownership	of Class
Rick Plotnikoff	3,000,000	100%

Use of Office Facilities

           The Company uses the facilities and personnel of its Chairman and President Rick Plotnikoff without charge.

Item 12. Certain Relationships and Related Transactions

           The Company may borrow funds from time to time from its primary shareholder and President Rick Plotnikoff. The Company uses the facilities and personnel of its Chairman and President Rick Plotnikoff without charge.

Item 13. Exhibits and Report on Form 8-K.

           There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

Item 14. Controls and Procedures

           As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

           Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

           The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company’s management, including the Chief Executive Officer, does not expect that the Company’s disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.

SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcendent, Inc.

/s/ Rick Plotnikoff
Dated: March 26 , 2003	Rick Plotnikoff
Chairman of the Board,
President

CERTIFICATION

           I, Rick Plotnikoff, Chief Executive Officer and President, certify that:

           1.           I have reviewed this annual report on Form 10-KSB of Transcendent, Inc.;

           2.           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3.           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                      a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                      b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                      c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5.           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

                       a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                       b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

            6.           The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003.

_/s/ Rick Plotnikoff__________________
Rick Plotnikoff, Chairman, President and
Chief Executive Officer