Form 10QSB
period 2003-03-31
TRANSCENDENT INC
filed 2003-08-18
CIK 1107950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT
For the transition period from December 31, 2002 to March 31, 2003

Commission file number   0-29877

TRANSCENDENT, INC.
(Name of Small Business Issuer in its charter)

Nevada	95-4784882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Rick Plotnikoff
9175 Mainwaring Rd.
Sidney, BC	V8L 1J9
(Address of principal executive offices)	(Zip code)

(250) 656-4490
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003 Common stock 3,000,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes ☐ No ☒

1

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

Transcendent, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2003
(Unaudited)

ASSETS

Current Assets
Cash	$--

Total current assets	--

Total assets	$--

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Loan from shareholder	$1,985

Accrued expenses	1,500

Total current liabilities	3,485

Shareholders' Equity

Common stock,
25,000,000 shares authorized at $0.001 par value; issued and outstanding 3,000,000 shares	3,000

(Deficit) accumulated during the development stage	(6,485)

Total shareholders' equity (deficit)	(3,485)

Total Liabilities and Shareholders' Equity (Deficit)	$--

See accompanying note to financial statements.

Transcendent, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	December 31,
	2003	2002

Revenue	$--	$--

Expenses:
General and
Administrative	$1,770	--

(Loss) from
operations	--	--

Income taxes	--	--

Net (loss)	$1,770	$--

Basic (Loss) per
Common share	$--	$--

Diluted (Loss) per
Common share	$--	$--

Weighted average (basic and diluted) common shares outstanding	3,000,000	3,000,000

See accompanying note to financial statements.

Transcendent, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
(Continued)

	Nine Months	Nine Months	January 31, 2000
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2002	2001	2000

Revenue	$--	$--	$--

Expenses:
General and
administrative	1,770	215	6,485

(Loss) from
operations	--	(215)	(6,485)

Income taxes	--	--	--

Net (loss)	$1,770	$(215)	$(6,485)

Basic (Loss) per
Common share	$--	$--	$--

Diluted (Loss) per
Common share	$--	$--	$--

Weighted average (basic and diluted) common shares outstanding	3,000,000	3,000,000	3,000,000

See accompanying note to financial statements.

Transcendent, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the period January 31, 2000 (inception) to
March 31, 2003
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common	Stock	Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Common shares
issued for
cash	2,500,000	$2,500	$--	$--	$2,500
Common shares
issued for
services	500,000	500	--	--	500
Net (loss) for
the period from
inception to
March 31, 2003		--	--	(6,485)	(6,485)

Balance - March 31, 2003	3,000,000	$3,000	$--	$(6,485)	$(3,485)

See accompanying note to financial statements.

Transcendent, Inc
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	December 31,
	2003	2002

Net (loss)	$(1,770)	$--
Adjustments to
reconcile net loss to
cash used by
operating activities:

Shares issued for services	--	--
Increase (decrease) in
Liabilities:
Loan to shareholder	--	--

Accrued expenses	--	--

Net cash (used) by
operating activities:	(1,770)	--

Net cash from financing
Activities:
Loan from stockholder	(1,770)	--

Increase (decrease) in cash	--	--
Cash at beginning of period	$--	$--

Cash at end of period	$--	$--

Supplemental cash flows information:
Cash paid during the period for:

Income Taxes	$--	$--

Interest	$--	$--

Non-cash financing transactions:
Common shares issued
for services	$--	$--

See accompanying note to financial statements.

Transcendent, Inc
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Continued)
(Unaudited)

	Nine Months	Nine Months	January 31,2000
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2002	2001	2000

Net (loss)	$(1,770)	$(215)	$(6,485)
Adjustments to
reconcile net loss to
cash used by
operating activities:
Shares issued for
services	--	--	500
Increase (decrease) in
Liabilities:
Accrued expenses	--	--	1,500

Net cash (used) by
operating
activities:	(1,770)	(215)	(4,485)

Net cash from financing
Activities:
Common stock issuance
for cash	--	--	2,500
Loan from shareholder	1,770	215	1,985

Net cash provided by
financing activities	1,770	215	4,485
Increase (decrease)
in cash	--	--	--
Cash at beginning
of period	--	--	--

Cash at end of
period	$--	$--	$--

Supplemental cash flows information:
Cash paid during the period for:
Income Taxes	$--	$--	$--

Interest	$--	$--	$--

Non-cash financing transactions:
Common shares issued
for services	$--	$--	$--

See accompanying note to financial statements.

Transcendent, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended March 31, 2003 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2001.

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

     Transcendent, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (March 31, 2003) the Company has had no revenues.

Item 2. Plan of Operation

     On March 8, 2000 the Company filed a Registration Statement on Form 10-SB with the United States Securities and Exchange Commission. The Registration Statement went effective on May 7, 2000.

     In early December 2002 the Company relocated its principal executive offices. The new address is 9175 Mainwaring Rd, Sidney, BC V8L 1J9.

     The business of the Company is facilitating professional and executive personal development and motivation through seminars, consulting, and related products and services.

     The Company, which has no employees, is a development stage enterprise. From inception to date the Company has had no revenues.

     The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2002, and the first three quarters of calendar 2003 absent other funding being obtained, the Company's primary funding source will be Chairman and President Rick Plotnikoff who will provide funding for corporate expenses.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Certifications pursuant to 18 U.S.C. Section 1350

There were no reports filed on Form 8-K during the three month period ended June 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcendent, Inc.

Dated: August 15, 2003	/s/ Rick Plotnikoff
Rick Plotnikoff
Chairman of the Board, President