Form 10QSB
period 2003-06-30
TRANSCENDENT INC
filed 2003-08-18
CIK 1107950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT
For the transition period from March 31, 2003  to June 30, 2003

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
June 30, 2003
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

     Transcendent, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	March 31,
	2003	2003

Revenue	$--	$--

Expenses:
General and
Administrative	$1,770	--

(Loss) from
operations	--	--

Income taxes	--	--

Net (loss)	$1,770	$--

Basic (Loss) per
Common share	$--	$--

Diluted (Loss) per
Common share	$--	$--

Weighted average
(basic and diluted)
common shares
outstanding	3,000,000	3,000,000

See accompanying note to financial statements.

     Transcendent, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
(Continued)

	Nine Months	Nine Months	January 31, 2000
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2002	2001	2000

Revenue	$--	$--	$--

Expenses:
General and
administrative	$1,770	215	6,485

(Loss) from
operations	--	(215)	(6,485)

Income taxes	--	--	--

Net (loss)	$1,770	$(215)	$(6,485)

Basic (Loss) per
Common share	$--	$--	$--

Diluted (Loss) per
Common share	$--	$--	$--

Weighted average
(basic and diluted)
common shares
outstanding	3,000,000	3,000,000	3,000,000

See accompanying note to financial statements.

Transcendent, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the period January 31, 2000 (inception) to
June 30, 2003
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common	Stock	Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Common shares
issued for cash	2,500,000	$2,500	$--	$--	$2,500
Common shares
issued for services	500,000	500	--	--	500
Net (loss) for
the period from
inception to
June 30, 2003	--	--	--	(6,485)	(6,485)

Balance-
June 30, 2003	3,000,000	$3,000	$--	$(6,485)	$(3,485)

See accompanying note to financial statements.

Transcendent, Inc
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	March 31,
	2003	2003

Net (loss)	$(1,770)	$--
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
Adjustments to
reconcile net loss to
cash used by
operating activities:
Shares issued for
services	--	--	500
Increase (decrease) in
Liabilities:
Accrued expenses	--	--	1,500

Net cash (used) by
operating
activities:	(1,770)	(215)	(4,485)

Net cash from financing
Activities:
Common stock issuance
for cash	--	--	2,500
Loan from shareholder	1,770	215	1,985

Net cash provided by
financing activities	1,770	215	4,485
Increase (decrease)
in cash	--	--	--
Cash at beginning
of period	$--	--	--

Cash at end of
period	$--	$--	$--

Supplemental cash flows information:
Cash paid during the period for:
Income Taxes	$--	$--	$--

Interest	$--	$--	$--

Non-cash financing transactions:
Common shares issued
for services	$--	$--	$--

See accompanying note to financial statements.

Transcendent, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three month period ended June 30, 2003 Stockholders' Equity (Deficit) changed only by the amount of the net loss. Operating results for the three months period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to the audited financial statements and footnotes included in the Company's Form 10-KSB filing for December 31, 2001.

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

     Transcendent, Inc. ("the Company") was incorporated in the state of Nevada on January 31, 2000. The Company is a development stage enterprise. From inception on January 31, 2000 to date (June 30, 2003) the Company has had no revenues.

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