Form 10QSB
period 2003-09-30
TRANSCENDENT INC
filed 2003-11-14
CIK 1107950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29877

TRANSCENDENT INC.
(Exact name of registrant as specified in its charter)

Nevada	95-4784882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rick Plotnikoff 9175 Mainwaring Road Sidney, British Columbia	V8L 1J9
(Address of principal executive offices)	(Zip Code)

(250)   656-4490
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court>      Yes |X|     No  |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 14, 2003, we had 3,000,000 shares of common stock outstanding, $0.001 par value.

Transitional Small Business Disclosure Format (Check one)   Yes  [  ]   No  [  ]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

TRANSCENDENT INC.
Table of Contents

PAGE
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements	3-9

Item 2. Management's Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	10

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.	11

Item 2. Changes in Securities.	11

Item 3. Defaults Upon Senior Securities.	11

Item 4. Submission of Matters to a Vote of Security Holders.	11

Item 5. Other Information.	11

Item 6. Exhibits and Report on Form 8-K.	11

SIGNATURES.	11

Transcendent, Inc.
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2003 and December 31, 2003

ASSETS

CURRENT ASSETS	9/30/2003	12/31/2002

Cash	$--	$--

Total current assets	$--	$--

PROPERTY AND EQUIPMENT

None	--	--
Less: accumulated depreciation	--	--
Total Property and Equipment	$--	$--

OTHER ASSETS

None	--	--
Total Other Assets	--	--
TOTAL ASSETS	$--	$--

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued expenses	$250	$--
Loan from shareholder	1,770	--
Total Current Liabilities	2,020	--

SHAREHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 25,000,000
Issued: 3,000,000 and 3,000,000 respectively	3,000	3,000
Additional paid in capital	-	-
Accumulated deficit	(5020)	(3,000)
Total Stockholders' Equity	(2,020)	--
TOTAL LIABILITIES AND EQUITY	$--	$--

The accompanying footnotes are an integral part of these financial statements.

Transcendent, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2003 and 2002
and from inception (January 31, 2000) through September 30, 2003

			FROM
	9/30/2003	9/30/2002	INCEPTION

REVENUE	$--	$--	$3,485

COST OF SERVICES	$--	$--	$3,485

GROSS PROFIT OR (LOSS)	--	--	--

GENERAL AND ADMINISTRATIVE EXPENSES	2,020	--	8,505

NET INCOME (LOSS)	$(2,020)	$--	$(5,020)

Earnings (loss) per share, basic and diluted	$--	$--

Weighted average number of common shares	3,000,000	3,000,000

The accompanying footnotes are an integral part of these financial statements.

Transcendent, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2003 and 2002

	9/30/2003	9/30/2002

REVENUE	$--	$--

COST OF SERVICES	$--	$--

GROSS PROFIT OR (LOSS)	--	--

GENERAL AND ADMINISTRATIVE EXPENSES	250	1,770

NET INCOME (LOSS)	$250	$1,770

The accompanying footnotes are an integral part of these financial statements.

Transcendent, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of September 30, 2003

			ADDITIONAL	RETAINED
	COMMON	PAR	PAID-IN	EARNINGS	TOTAL
	STOCK	VALUE	CAPITAL	(DEFICIT)	EQUITY

Inception, January 31, 2000	2,500,000	$2,500	$--	$--	$2,500

Stock issued for services	500,000	500			500

Net income (loss)				(4,500)	(4,500)

Balance, December 31, 2000	3,000,000	3,000	--	(4,500)	(1,500)

Net income (loss)				(215)	(215)

Balance, December 31, 2001	3,000,000	3,000	--	(4,715)	(1,715)

Net income (loss)				1,715	1,715

Balance, December 31, 2002	3,000,000	3,000	--	(3,000)	--

Net income (loss)				(2,020)	(2,020)

Balance, September 30, 2002	3,000,000	$3,000	$--	$(5,020)	$(2,020)

The accompanying footnotes are an integral part of these financial statements.

Transcendent, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2003 and 2002
and from inception (January 31, 2000) through September 30, 2003

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2003	9/30/2002	INCEPTION

Net Income (loss)	$(2,020)	$(1,770)	$(5,020)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Increase (Decrease) in accrued expenses	250	--	250
Increase (Decrease) in stockholder loan	1,770	1,770	1,770

Total adjustments to net income	2,020	1,770	2,020

CASH FLOWS FROM INVESTING ACTIVITIES

None	--	--	--

Net cash flows provided by (used in) investing activities	--	--	--
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	--	--	3,000

Net cash flows provided by (used in) financing activities	--	--	3,000
CASH RECONCILIATION

Net increase (decrease) in cash	--	--	--

Cash - beginning balance	--	--	--

CASH BALANCE END OF PERIOD	$--	$--	$--

The accompanying footnotes are an integral part of these financial statements.

Transcendent, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

Nature of Operations:

        Transcendent, Inc. (the “Company”), a Nevada corporation, was incorporated on January 31, 2000. The Company is a Development Stage Company with a fiscal year ending December 31. The business of the Company is facilitating professional and executive personal development and motivation through seminars, consulting, and related products and services. To date, the Company has had no revenues.

Cash Equivalents:

        Cash equivalents consist of funds invested in money market accounts and investments with maturities of three months or less when purchased. There were no cash equivalents for the period January 31, 2000 (inception) to December 31, 2001.

Loss per Common Share:

        In February 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 128, “Earnings Per Share”. The statement replaced primary EPS with basic EPS, which is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. The provision requires the calculation of diluted EPS. The company uses the method specified by the statement.

Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Issuance of Shares for Services:

        Valuation of shares for services is based on the estimated fair market value of the services performed.

Income Taxes:

        The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, “Accounting for Income Taxes”, whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at December 31, 2001.

2.      Income Taxes.

        The Company has Federal net operating loss carry forwards of approximately $5,020, of which $5,020 expires during 2020 through 2022.

        The Internal Revenue Code contains provisions which may limit the loss carry forward available if significant changes in stockholders’ ownership of the Company occur.

        The deferred tax asset at December 31, 2002 is principally comprised of federal tax effects of the net operating loss carry forward and is fully reserved.

3.      Related Party Transaction.

        The Company issued 500,000 common shares to the Chairman of the Board of Directors and President and to various other shareholders for services during the period from January 31, 2000 (inception) to December 31, 2000.

        The Company uses the facilities and personnel of its Chairman and President without charge.

4.      Development Stage Company.

        The Company is a Development Stage Company. A Development Stage Company is one for which principal operations have generated no revenues or an insignificant amount of revenue. A Development Stage Company devotes most of its activities to establishing a new business.

5.      Loan from Shareholder.

        Unsecured non-interest bearing demand loans from the Company’s Chairman and President amounted to $215 for the year ended December 31, 2001 and the period January 31, 2000 (inception) to December 31, 2001. The outstanding balance as of December 31, 2002 amounted to $0.00.

        The loss or amendment of this loan or of the continuing financial support of the Company’s president would have an adverse affect upon the Company’s operations.

6.      Basis of presentation and considerations related to continued existence (going concern)

        The Company’s financial statements have been presented on the basis that it is a going concern, with contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,020 from inception. From inception to date the Company has had no material revenues. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.

        The Company’s management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

7.      Fair Values of Financial Instruments.

        The carrying amount for loans from shareholder approximates fair value because of the short-term maturity of this instrument.

Item 2.      Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

The Company did not have any material operating income from inception (July 22, 2000) through September 30, 2003. From inception, the registrant recognized a net loss of $5,020. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

The Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3.     Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)     Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings     None

Item 2.      Changes in Securities     None

Item 3.      Defaults Upon Senior Securities     Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders     None

Item 5.      Other Information     None

Item 6.      Exhibits and Reports on Form 8-K     None

   a. Exhibits

                 31.1    Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

                 32.1    Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

   b. Reports on Form 8-K

        None.

        No reports on Form 8-K were filed for this quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCENDENT, INC.

/s/ Rick Plotnikoff Rick Plotnikoff CEO, CFO and President

Dated:   November 14, 2003