Form 10KSB
period 2003-12-31
TRANSCENDENT INC
filed 2004-03-26
CIK 1107950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-KSB

                       -----------------------------------

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________

                         Commission file number 0-29877

                               TRANSCENDENT, INC.
                 (Name of Small Business Issuer in its charter)

                 Nevada                                     95-4784882
                 ------                                     ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


             9175 MAINWARING ROAD
                   SIDNEY, BC                                V8L 1J9
                   ----------                                -------
    (Address of principal executive offices)                (Zip code)


                                 (250) 656-4490
                           (Issuer's telephone number)


         Securities registered under Section 12(b) of the Exchange Act:

                   NA                                           NA
                   --                                           --
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

There was no common stock held by non-affiliates of the registrant as of March 24, 2004. The number of shares of common stock outstanding as of March 24, 2004, was 3,000,000.



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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

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

(b) Holders

       As of December 31, 2003 there was one common shareholders of record.

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


Item 7. Financial Statements.

FINANCIAL STATEMENTS


For the periods ending December 31, 2003 and 2002






                                TRANSCENDENT INC.

                                Table of Contents


                                                                          PAGE

INDEPENDENT AUDITORS REPORT                                                 2

BALANCE SHEET                                                               3

STATEMENT OF OPERATIONS                                                     4

STATEMENT OF STOCKHOLDERS EQUITY                                            5

STATEMENT OF CASH FLOWS                                                     6

FOOTNOTES TO THE FINANCIAL STATEMENTS                                       7

To The Board of Directors and Shareholder
Transcendent, Inc.


We have audited the accompanying balance sheet of Transcendent, Inc., as of December 31, 2003 and 2002, and the related statement of operations, equity and cash flows for the twelve months ended December 31, 2002 and from inception (January 31, 2000) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcendent, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the twelve months then ended and from inception (January 31, 2000) through December 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raise capital or implement a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     Gately & Associates, LLC
                                     Certified Public Accountants
                                     Altamonte Springs, FL
                                     March 23, 2004

                               Transcendent, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                  As of December 31, 2003 and December 31, 2002

                                     ASSETS
                                     ------

CURRENT ASSETS                                                             12/31/2003                  12/31/2002
--------------                                                             ----------                  ----------
        Cash                                                             $           --             $            --
                                                                         --------------             ---------------

                 Total current assets                                    $           --             $            --
                                                                         --------------             ---------------

PROPERTY AND EQUIPMENT
----------------------

        None                                                                         --                          --
        Less: accumulated depreciation                                               --                          --
                                                                         --------------             ---------------
                 Total Property and Equipment                            $           --             $            --
                                                                         --------------             ---------------


OTHER ASSETS
------------

        None                                                                         --                          --
                 Total Other Assets                                                  --                          --
                                                                         --------------             ---------------
                 TOTAL ASSETS                                            $           --             $            --
                                                                         --------------             ---------------

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------

CURRENT LIABILITIES

        Accrued expenses                                                $           625             $            --
        Loan from shareholder                                                     1,770                          --
                                                                         --------------             ---------------
                 Total Current Liabilities                                        2,395                          --
                                                                         --------------             ---------------

SHAREHOLDERS' EQUITY
--------------------

        Common Stock, $.001 par value
                 Authorized: 25,000,000
                 Issued: 3,000,000 and 3,000,000 respectively                     3,000                       3,000
         Additional paid in capital                                                   -                           -
         Accumulated deficit                                                    (5,395)                     (3,000)
                                                                         --------------             ---------------
                 Total Stockholders' Equity                                     (2,395)                          --
                                                                         --------------             ---------------
                 TOTAL LIABILITIES AND EQUITY                            $           --             $            --
                                                                         ==============             ===============


 The accompanying footnotes are an integral part of these financial statements.

                               Transcendent, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the twelve months ending December 31, 2003 and 2002
         and from inception (January 31, 2000) through December 31, 2003

                                                                                                          FROM
                                                                  12/31/2003          12/312002         INCEPTION
                                                                  ----------          ---------         ---------
REVENUE                                                        $            --    $         3,485    $         3,485
-------

COST OF SERVICES                                               $            --    $            --    $         3,485
----------------

GROSS PROFIT OR (LOSS)                                                      --                 --                 --
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                      2,395              1,770              8,880
-----------------------------------

NET INCOME (LOSS)                                              $        (2,395)   $         1,715    $        (5,395)
-----------------

Earnings (loss) per share, basic and diluted                   $            --    $            --
--------------------------------------------

Weighted average number of common shares                             3,000,000          3,000,000
----------------------------------------






 The accompanying footnotes are an integral part of these financial statements.
                                        4

                               Transcendent, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             As of December 31, 2003

                                                                   ADDITIONAL        RETAINED
                                    COMMON           PAR            PAID-IN           EARNINGS          TOTAL
                                    STOCK           VALUE           CAPITAL          (DEFICIT)          EQUITY

Inception, January 31, 2000       2,500,000    $       2,500    $         --    $           --     $         2,500

Stock issued for services           500,000              500                                                   500

Net income (loss)                                                                       (4,500)             (4,500)
                                  ---------    -------------    ------------    ---------------    ----------------

Balance, December 31, 2000        3,000,000            3,000              --            (4,500)             (1,500)

Net income (loss)                                                                         (215)               (215)

Balance, December 31, 2001        3,000,000            3,000              --            (4,715)             (1,715)

Net income (loss)                                                                         1,715              1,715
                                  ---------    -------------    ------------    ---------------    ----------------

Balance, December 31, 2002        3,000,000            3,000              --            (3,000)                 --

Net income (loss)                                                                       (2,395)             (2,395)
                                  ---------    -------------    ------------    ---------------    ----------------

Balance, December 31, 2003        3,000,000    $       3,000    $         --    $       (5,395)    $        (2,395)
                                  =========    =============    ============    ===============    ================



 The accompanying footnotes are an integral part of these financial statements.

                               Transcendent, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the twelve months ending December 31, 2003 and 2002
         and from inception (January 31, 2000) through December 31, 2003

                                                                                                       FROM
CASH FLOWS FROM OPERATING ACTIVITIES                              12/31/2003       12/31/2002        INCEPTION
------------------------------------                              ----------       ----------        ---------
        Net Income (loss)                                      $       (2,395)     $     1,715      $     (5,395)

        Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Increase (Decrease) in accrued expenses                            625          (1,500)              625
        Increase (Decrease) in stockholder loan                          1,770            (215)            1,770

        Net cash flows provided by (used in)
        operating  activities                                               --              --               --

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

        None                                                                --              --               --

        Net cash flows provided by (used in)
        investing activities                                                --              --               --


CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------

        Proceeds from stock issuance                                        --              --             3,000

        Net cash flows provided by (used in)
        financing activities                                                --              --             3,000


CASH RECONCILIATION
-------------------

        Net increase (decrease) in cash                                     --              --                --

        Cash - beginning balance                                            --              --                --

        CASH BALANCE END OF PERIOD                             $            --     $        --      $         --



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

Cash Equivalents:

        Cash equivalents consist of funds invested in money market accounts and investments with maturities of three months or less when purchased. There were no cash equivalents for the period January 31, 2000 (inception) to December 31, 2003.

Loss per Common Share:

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

Income Taxes:

        The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future. The Company had no material net deferred tax assets or liabilities at December 31, 2003.

2.      Income Taxes.

        The Company has Federal net operating loss carry forwards of approximately $5,395, of which $5,395 expires during 2020 through 2022.

        The Internal Revenue Code contains provisions which may limit the loss carry forward available if significant changes in stockholders' ownership of the Company occur.

        The deferred tax asset at December 31, 2003 is principally comprised of federal tax effects of the net operating loss carry forward and is fully reserved.

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

5.      Loan from Shareholder.

        Unsecured non-interest bearing demand loans from the Company's Chairman and President amounted to $1,770 for the year ended December 31, 2003 and the period January 31, 2000 (inception) to December 31, 2003. The outstanding balance as of December 31, 2003 and 2002 amounted to $1,770 and $0.00, respectively.

        The loss or amendment of this loan or of the continuing financial support of the Company's president would have an adverse affect upon the Company's operations.

6. Basis of presentation and considerations related to continued existence (going concern)

        The Company's financial statements have been presented on the basis that it is a going concern, with contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,395 from inception. From inception to date the Company has had no material revenues. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A  CONTROLS AND PROCEDURES

As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following individuals are the directors of the Company:

Name of Director                Age                        Title
----------------                ---                        -----
Rick Plotnikoff                 42          Chairman of the Board of Directors
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

Note A: 2000 is for the period: From January 31, 2000 (Inception) to December 31, 2000


Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

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

                                                          Amount of
Name and address of Beneficial               Beneficial                Percent
Owner                                         Ownership                of Class
-----                                         ---------                --------
Rick Plotnikoff                               3,000,000                  100%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT DESCRIPTION
------- -----------

3.1     Articles of Incorporation (1)

3.3     By-laws  (1)

33.1    Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2    Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-29877).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERIVCES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $500.00 and $500.00 for year end 2002 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $0.00 and $325.00 for 2002, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SIGNATURES
           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         Transcendent, Inc.

                                         /s/ Rick Plotnikoff
Dated: March 24, 2004                        Rick Plotnikoff
       ---------------                       Chairman of the Board,
                                             President