Form 10QSB
period 2004-03-31
TRANSCENDENT INC
filed 2004-05-17
CIK 1107950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-29877

                               TRANSCENDENT, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              95-4784882
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                9175 Mainwaring Rd., Sidney, BC V8L 1J9
                    (Address of Principal Executive Offices)

                                 (250) 656-4490
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004: 3,000,000 shares of common stock.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (January 31, 2000) and three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS


For the periods ending March 31, 2004 and 2003





                                TRANSCENDENT INC.
                                Table of Contents

                                                                       PAGE



BALANCE SHEET                                                               2

STATEMENT OF OPERATIONS                                                     3

STATEMENT OF STOCKHOLDERS EQUITY                                            4

STATEMENT OF CASH FLOWS                                                     5

FOOTNOTES TO THE FINANCIAL STATEMENTS                                       6

                               Transcendent, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                   As of March 31, 2004 and December 31, 2003

                                     ASSETS
                                     ------

CURRENT ASSETS                                                             12/31/2004                  12/31/2003
--------------                                                             ----------                  ----------
        Cash                                                             $           --             $            --
                                                                        ---------------             ---------------

                 Total current assets                                    $           --             $            --
                                                                        ---------------             ---------------

PROPERTY AND EQUIPMENT
----------------------

        None                                                                         --                          --
        Less: accumulated depreciation                                               --                          --
                                                                        ---------------             ---------------
                 Total Property and Equipment                            $           --             $            --
                                                                        ---------------             ---------------


OTHER ASSETS
------------

        None                                                                         --                          --
                 Total Other Assets                                                  --                          --
                                                                        ---------------             ---------------
                 TOTAL ASSETS                                            $           --             $            --
                                                                        ---------------             ---------------

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------

CURRENT LIABILITIES

        Accrued expenses                                                $           875             $           625
        Loan from shareholder                                                     1,770                       1,770
                                                                        ---------------             ---------------
                 Total Current Liabilities                                        2,645                       2,395
                                                                        ---------------             ---------------

SHAREHOLDERS' EQUITY
--------------------

        Common Stock, $.001 par value
                 Authorized: 25,000,000
                 Issued: 3,000,000 and 3,000,000 respectively                     3,000                       3,000
         Additional paid in capital                                                   -                           -
         Accumulated deficit                                                    (5,645)                     (5,395)
                                                                        ---------------             ---------------
                 Total Stockholders' Equity                                     (2,645)                      (2,395
                                                                        ---------------             ---------------

                 TOTAL LIABILITIES AND EQUITY                            $           --             $            --
                                                                        ===============             ===============


 The accompanying footnotes are an integral part of these financial statements.

                               Transcendent, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               For the three months ending March 31, 2004 and 2003
          and from inception (January 31, 2000) through March 31, 2004

                                                                                                       FROM
                                                                  3/31/2004        3/31/2003         INCEPTION

REVENUE                                                        $            --    $            --    $         3,485
-------

COST OF SERVICES                                               $            --    $            --    $         3,485
----------------                                               --------------     ---------------    ---------------


GROSS PROFIT OR (LOSS)                                                      --                 --                 --
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                        250              1,770              9,130
-----------------------------------                            --------------     ---------------    ---------------


NET INCOME (LOSS)                                              $         (250)    $         1,715    $        (5,645)
-----------------                                              ==============     ===============    ===============


Earnings (loss) per share, basic and diluted                   $            --    $            --
--------------------------------------------

Weighted average number of common shares                             3,000,000          3,000,000
----------------------------------------




 The accompanying footnotes are an integral part of these financial statements.
                                        4

                            Transcendent, Inc.
                       (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' EQUITY
                           As of March 31, 2004

                                                                  ADDITIONAL         RETAINED
                                 COMMON             PAR            PAID-IN           EARNINGS        TOTAL
                                  STOCK            VALUE           CAPITAL           (DEFICIT)      EQUITY

Inception, January 31, 2000       2,500,000    $         2,500    $      --     $            --   $      2,500

Stock issued for services           500,000                500                                             500

Net income (loss)                                                                        (4,500)        (4,500)
                                  ---------    ---------------    ---------     ---------------   ------------

Balance, December 31, 2000        3,000,000              3,000           --              (4,500)        (1,500)

Net income (loss)                                                                          (215)          (215)
                                  ---------    ---------------    ---------     ---------------   ------------

Balance, December 31, 2001        3,000,000              3,000           --              (4,715)        (1,715)

Net income (loss)                                                                         1,715          1,715
                                  ---------    ---------------    ---------     ---------------   ------------

Balance, December 31, 2002        3,000,000              3,000           --              (3,000)            --

Net income (loss)                                                                        (2,395)        (2,395)
                                  ---------    ---------------    ---------     ---------------   ------------

Balance, December 31, 2003        3,000,000    $         3,000    $      --     $        (5,395)  $     (2,395)

Net income (loss)                                                                          (250)          (250)
                                  ---------    ---------------    ---------     ---------------   ------------

Balance, March 31, 2004           3,000,000    $         3,000    $      --     $        (5,645)  $     (2,645)
                                  =========    ===============    =========     ===============   ============




 The accompanying footnotes are an integral part of these financial statements.
                                        6

                               Transcendent, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               For the three months ending March 31, 2004 and 2003
          and from inception (January 31, 2000) through March 31, 2004


                                                                                                       FROM
CASH FLOWS FROM OPERATING ACTIVITIES                              3/31/2004         3/31/03          INCEPTION
------------------------------------                              ---------         -------          ---------
        Net Income (loss)                                      $         (250)    $       (1,770)    $     (5,645)
                                                               --------------     --------------     ------------

        Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Increase (Decrease) in accrued expenses                           250                 --              875
        Increase (Decrease) in stockholder loan                                            1,770            1,770
                                                               --------------     --------------     ------------

          Net cash flows provided by (used in) operating                   --                 --           (3,000)
          activities                                           --------------     --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

        None                                                               --                 --               --

        Net cash flows provided by (used in) investing                     --                 --               --
        activities                                             --------------     --------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------

        Proceeds from stock issuance                                       --                 --            3,000
                                                               --------------     --------------     ------------

        Net cash flows provided by (used in) financing                     --                 --            3,000
        activities                                             --------------     --------------     ------------

CASH RECONCILIATION
-------------------

        Net increase (decrease) in cash                                    --                 --               --

        Cash - beginning balance                                           --                 --               --
                                                               --------------     --------------     ------------

        CASH BALANCE END OF PERIOD                             $           --     $           --     $         --
                                                               ==============     ==============     ============


 The accompanying footnotes are an integral part of these financial statements.

                            Transcendent, Inc.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------

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

Cash Equivalents:

     Cash equivalents consist of funds invested in money market accounts and investments with maturities of three months or less when purchased. There were no cash equivalents for the period January 31, 2000 (inception) to date.

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

2.   Income Taxes.
     ------------

     The Company has Federal net operating loss carry forwards of approximately $5,645, of which $5,395 expires during 2020 through 2024.

     The Internal Revenue Code contains provisions which may limit the loss carry forward available if significant changes in stockholders' ownership of the Company occur.

     The deferred tax asset at the balance sheet date is principally comprised of federal tax effects of the net operating loss carry forward and is fully reserved.

3.   Related Party Transaction.
     -------------------------

     The Company issued 500,000 common shares to the Chairman of the Board of Directors and President and to various other shareholders for services during the period from January 31, 2000 (inception) to date.

     The Company uses the facilities and personnel of its Chairman and President without charge.

4.   Development Stage Company.
     -------------------------

     The Company is a Development Stage Company. A Development Stage Company is one for which principal operations have generated no revenues or an insignificant amount of revenue. A Development Stage Company devotes most of its activities to establishing a new business.

5.   Loan from Shareholder.
     ---------------------

     Unsecured non-interest bearing demand loans from the Company's Chairman and President amounted to $1,770 for the year ended December 31, 2003 and the period January 31, 2000 (inception) to date. The outstanding balance as of December 31, 2003 and 2002 amounted to $1,770 and $0.00, respectively.

     The loss or amendment of this loan or of the continuing financial support of the Company's president would have an adverse affect upon the Company's operations.

6. Basis of presentation and considerations related to continued existence (going concern)
     -----------------------------------------------------------------------

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

7.   Fair Values of Financial Instruments.
     ------------------------------------

     The carrying amount for loans from shareholder approximates fair value because of the short-term maturity of this instrument.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

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

Results of Operation
--------------------

The Company did not have any material operating income from inception (July 22, 2000) to date. From inception, the registrant recognized a net loss of $5,645. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

The Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.


Item 3. Controls and Procedures
---------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION

PLEASE UPDATE

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSCENDENT, INC.


Date:   May 14, 2004                     /s/  Richard Plotnikoff
                                        --------------------------------
                                        Richard Plotnikoff
                                        CEO, CFO and President