Form 10QSB
period 2004-06-30
TRANSCENDENT INC
filed 2004-08-12
CIK 1107950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 3,000,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (January 31, 2000) and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS


For the periods ending June 30, 2004 and 2003





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


                                               Transcendent, Inc.
                                          (A Development Stage Company)
                                                 BALANCE SHEET
                                    As of June 30, 2004 and December 31, 2003


                                  ASSETS
                                  ------

CURRENT ASSETS                                                              6/30/2004                  12/31/2003
--------------                                                              ---------                  ----------
        Cash                                                             $           --             $            --
                                                                         --------------             ---------------

                 Total current assets                                    $           --             $            --
                                                                         --------------             ---------------

PROPERTY AND EQUIPMENT
----------------------

        None                                                                         --                          --
        Less: accumulated depreciation                                               --                          --
                                                                         --------------             ---------------

                 Total Property and Equipment                            $           --             $            --
                                                                         --------------             ---------------


OTHER ASSETS
------------

        None                                                                         --                          --
                 Total Other Assets                                                  --                          --
                                                                         --------------             ---------------
                 TOTAL ASSETS                                            $           --             $            --
                                                                         --------------             ---------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

        Accrued expenses                                                 $        1,125             $           625
        Loan from shareholder                                                     1,770                       1,770
                                                                         --------------             ---------------

                 Total Current Liabilities                                        2,895                       2,395
                                                                         --------------             ---------------

SHAREHOLDERS' EQUITY
--------------------

        Common Stock, $.001 par value
                 Authorized: 25,000,000
                 Issued: 3,000,000 and 3,000,000 respectively                     3,000                       3,000
         Additional paid in capital                                                   -                           -
         Accumulated deficit                                                     (5,895)                     (5,395)
                                                                         --------------             ---------------
                Total Stockholders' Equity                                       (2,895)                     (2,395
                                                                         --------------             ---------------

                TOTAL LIABILITIES AND EQUITY                             $           --             $            --
                                                                         ==============             ===============




                         The accompanying footnotes are an integral part of these financial statements.
                                                                 2



                                                   Transcendent, Inc.
                                              (A Development Stage Company)
                                                STATEMENT OF OPERATIONS
                                     For the six months ending June 30, 2004, 2003
                               and from inception (January 31, 2000) through June 30, 2004



                                                                                                                   FROM
                                                            6/30/2004                   6/30/2003                INCEPTION
                                                           -----------                -----------               -----------

REVENUE                                                    $        --                $        --               $     3,485
-------

COST OF SERVICES                                           $        --                $        --               $     3,485
----------------                                           -----------                -----------               -----------


GROSS PROFIT OR (LOSS)                                              --                         --                        --
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                500                      1,770                     9,380
-----------------------------------                        -----------                -----------               -----------


NET INCOME (LOSS)                                          $      (500)               $     1,715               $    (5,895)
=================                                          ===========                ===========               ===========


Earnings (loss) per share, basic and diluted               $        --                $        --
--------------------------------------------

Weighted average number of common shares                     3,000,000                  3,000,000
----------------------------------------







                                          Transcendent, Inc.
                                    (A Development Stage Company)
                                      STATEMENT OF OPERATIONS
                          For the three months ending June 30, 2004 and 2003


                                                            6/30/2004                  6/30/2003

REVENUE                                                    $        --                $        --
-------

COST OF SERVICES                                           $        --                $        --
----------------                                           -----------                -----------

GROSS PROFIT OR (LOSS)                                              --                         --
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                250                          0
-----------------------------------                        -----------                -----------

NET INCOME (LOSS)                                          $      (250)               $         0
-----------------                                          ===========                ===========





           The accompanying footnotes are an integral part of these financial statements.
                                                3




                                                             Transcendent, Inc.
                                                       (A Development Stage Company)
                                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                                            As of June 30, 2004


                                                                               ADDITIONAL           RETAINED
                                        COMMON               PAR                PAID-IN             EARNINGS              TOTAL
                                        STOCK               VALUE               CAPITAL             (DEFICIT)             EQUITY

Inception, January 31, 2000           2,500,000           $    2,500           $       --          $       --           $    2,500

Stock issued for services               500,000                  500                                                           500

Net income (loss)                                                                                      (4,500)              (4,500)


Balance, December 31, 2000            3,000,000                3,000                   --              (4,500)              (1,500)
                                      ---------           ----------           ----------            ----------           ----------

Net income (loss)                                                                                        (215)                (215)
                                      ---------           ----------           ----------            ----------           ----------

Balance, December 31, 2001            3,000,000                3,000                   --              (4,715)              (1,715)

Net income (loss)                                                                                       1,715                1,715
                                      ---------           ----------           ----------            ----------           ----------


Balance, December 31, 2002            3,000,000                3,000                   --              (3,000)                  --

Net income (loss)                                                                                      (2,395)              (2,395)
                                      ---------           ----------           ----------            ----------           ----------


Balance, December 31, 2003            3,000,000           $    3,000           $       --          $   (5,395)          $   (2,395)
                                      =========           ==========           ==========            ==========           ==========

Net income (loss)                                                                                        (500)                (500)
                                      ---------           ----------           ----------            ----------           ----------

Balance, March 31, 2004               3,000,000           $    3,000           $       --          $   (5,895)          $   (2,895)
                                      =========           ==========           ==========            ==========           ==========






                               The accompanying footnotes are an integral part of these financial statements.
                                                                        4



                               Transcendent, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  For the six months ending June 30, 2004, 2003
          and from inception (January 31, 2000) through June 30, 2004


                                                                                                                FROM
CASH FLOWS FROM OPERATING ACTIVITIES                                      6/30/2004          6/30/03          INCEPTION
------------------------------------                                      ---------          -------          ---------
        Net Income (loss)                                               $      (500)       $   (1,770)       $   (5,895)
                                                                        -----------        ----------        ----------

        Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Increase (Decrease) in accrued expenses                                 500                --             1,125
        Increase (Decrease) in stockholder loan                                                 1,770             1,770
                                                                        -----------        ----------        ----------


         Net cash flows provided by (used in) operating activities               --                --            (3,000)
                                                                        -----------        ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

        None                                                                     --                --                --
                                                                        -----------        ----------        ----------

        Net cash flows provided by (used in) investing activities                --                --                --
                                                                        -----------        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

        Proceeds from stock issuance                                             --                --             3,000
                                                                        -----------        ----------        ----------

        Net cash flows provided by (used in) financing activities                --                --             3,000
                                                                        -----------        ----------        ----------


CASH RECONCILIATION
-------------------

        Net increase (decrease) in cash                                          --                --                --

        Cash - beginning balance                                                 --                --                --
                                                                        -----------        ----------        ----------

        CASH BALANCE END OF PERIOD                                      $        --        $       --        $       --
                                                                        ===========        ==========        ==========






                     The accompanying footnotes are an integral part of these financial statements.
                                                             5


                               Transcendent, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

1.   Summary of Significant Accounting Policies
-----------------------------------------------

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

2.   Income Taxes.
-----------------

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

                               Transcendent, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
================================================================================


3.   Related Party Transaction.
------------------------------

     The Company issued 500,000 common shares to the Chairman of the Board of Directors and President and to various other shareholders for services during the period from January 31, 2000 (inception) to date.

     The Company uses the facilities and personnel of its Chairman and President without charge.

4.   Development Stage Company.
------------------------------

     The Company is a Development Stage Company. A Development Stage Company is one for which principal operations have generated no revenues or an insignificant amount of revenue. A Development Stage Company devotes most of its activities to establishing a new business.

5.   Loan from Shareholder.
--------------------------

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

6. Basis of presentation and considerations related to continued existence (going concern)
----------------------------------------------------------------------------

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

7.   Fair Values of Financial Instruments.
-----------------------------------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception (January 31, 2000) through June 30, 2004. For the quarter ended June 30, 2004, the registrant recognized a net loss of $250 as compared to $0 in the prior year. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004 the Company had no cash balance. There are no other capital resources and the Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        TRANSCENDENT, INC.


Date:   August 12, 2004                 /s/  Thomas Phanco
                                        --------------------------------
                                        Thomas Phanco
                                        CEO, CFO