Form 10QSB
period 2004-09-30
TRANSCENDENT INC
filed 2004-11-23
CIK 1107950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 22, 2004: 3,000,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (January 31, 2000) and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                              FINANCIAL STATEMENTS


                   For the periods ending September 30, 2004

                                TRANSCENDENT INC.
                          (a development stage company)

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


                               Transcendent, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                 As of September 30, 2004 and December 31, 2003


                                     ASSETS

CURRENT ASSETS                                                              9/30/2004                  12/31/2003
--------------                                                              ---------                  ----------
        Cash                                                            $            --             $            --
                                                                        ---------------             ---------------


                 Total current assets                                   $            --             $            --
                                                                        ---------------             ---------------

PROPERTY AND EQUIPMENT
----------------------

        None                                                                         --                          --
        Less: accumulated depreciation                                               --                          --
                                                                        ---------------             ---------------

                 Total Property and Equipment                           $            --             $            --
                                                                        ---------------             ---------------


OTHER ASSETS
------------

        None                                                                         --                          --
                 Total Other Assets                                                  --                          --
                                                                        ---------------             ---------------

                 TOTAL ASSETS                                           $            --             $            --
                                                                        ---------------             ---------------


             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------

CURRENT LIABILITIES

        Accrued expenses                                                $         1,375             $           625
        Loan from shareholder                                                     1,770                       1,770
                                                                        ---------------             ---------------

                 Total Current Liabilities                                        3,145                       2,395
                                                                        ---------------             ---------------


SHAREHOLDERS' EQUITY
--------------------

        Common Stock, $.001 par value
                 Authorized: 25,000,000
                 Issued: 3,000,000 and 3,000,000 respectively                     3,000                       3,000
         Additional paid in capital                                                   -                           -
         Accumulated deficit                                                     (6,145)                     (5,395)
                                                                        ---------------             ---------------

                 Total Stockholders' Equity                                      (3,145)                     (2,395
                                                                        ---------------             ---------------

                 TOTAL LIABILITIES AND EQUITY                           $           --              $            --
                                                                        ===============             ===============


 The accompanying footnotes are an integral part of these financial statements.

                               Transcendent, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
          For the nine months ending September 30, 2004, 2003 and from inception (January 31, 2000) through September 30, 2004

                                                                                                            FROM
                                                                  9/30/2004            9/30/2003          INCEPTION

REVENUE                                                        $            --     $            --     $        3,485
-------

COST OF SERVICES                                               $            --     $            --     $        3,485
----------------                                               ---------------     ---------------     --------------

GROSS PROFIT OR (LOSS)                                                      --                  --                 --
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                        750               2,020              9,630
-----------------------------------                            ---------------     ---------------     --------------


NET INCOME (LOSS)                                              $          (750)    $         2,020     $       (6,145)
                                                               ===============     ===============     ==============
-----------------

Earnings (loss) per share, basic and diluted                   $            --     $            --
--------------------------------------------

Weighted average number of common shares                             3,000,000           3,000,000
----------------------------------------




 The accompanying footnotes are an integral part of these financial statements.

                               Transcendent, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the three months ending September 30, 2004 and 2003



                                                                   9/30/2004        9/30/2003

REVENUE                                                        $            --   $            --
-------

COST OF SERVICES                                               $            --   $            --
----------------                                               ---------------   ---------------


GROSS PROFIT OR (LOSS)                                                      --                --
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                        250               250
-----------------------------------                            ---------------   ---------------


NET INCOME (LOSS)                                              $          (250)  $          (250)
-----------------                                              ===============   ================




                               Transcendent, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                            As of September 30, 2004

                                                                      ADDITIONAL       RETAINED
                                     COMMON            PAR              PAID-IN        EARNINGS            TOTAL
                                     STOCK            VALUE             CAPITAL        (DEFICIT)           EQUITY
                                   ---------        ----------        ----------       ----------        ----------
Inception, January 31, 2000        2,500,000        $    2,500        $       --       $       --        $    2,500

Stock issued for services            500,000               500                                                  500

Net income (loss)                                                                          (4,500)           (4,500)
                                   ---------        ----------        ----------       ----------        ----------

Balance, December 31, 2000         3,000,000             3,000                --           (4,500)           (1,500)

Net income (loss)                                                                            (215)             (215)
                                   ---------        ----------        ----------       ----------        ----------

Balance, December 31, 2001         3,000,000             3,000                --           (4,715)           (1,715)

Net income (loss)                                                                           1,715             1,715
                                   ---------        ----------        ----------       ----------        ----------

Balance, December 31, 2002         3,000,000             3,000                --           (3,000)               --

Net income (loss)                                                                          (2,395)           (2,395)
                                   ---------        ----------        ----------       ----------        ----------

Balance, December 31, 2003         3,000,000        $    3,000        $       --       $   (5,395)       $   (2,395)
                                   =========        ==========        ==========       ==========        ==========

Net income (loss)                                                                            (750)             (750)
                                   ---------        ----------        ----------       ----------        ----------


Balance, September 30, 2004        3,000,000        $    3,000        $       --       $   (6,145)       $   (2,895)
                                   =========        ==========        ==========       ==========        ==========



 The accompanying footnotes are an integral part of these financial statements.


                               Transcendent, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
          For the nine months ending September 30, 2004, 2003 and from inception (January 31, 2000) through September 30, 2004

                                                                                                       FROM
CASH FLOWS FROM OPERATING ACTIVITIES                              9/30/2004          9/30/03         INCEPTION
------------------------------------                              ---------          -------         ---------

        Net Income (loss)                                         $  (750)          $(2,020)          $(6,145)
                                                                  --------------------------------------------

        Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Increase (Decrease) in accrued expenses                       750               250             1,375
        Increase (Decrease) in stockholder loan                     1,770             1,770
                                                                  --------------------------------------------

          Net cash flows provided by (used in) operating               --             2,020            (3,000)
activities                                                        --------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

        None                                                           --                --                --
                                                                  --------------------------------------------

        Net cash flows provided by (used in) investing                 --                --                --
activities                                                        --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

        Proceeds from stock issuance                                   --                --             3,000
                                                                  --------------------------------------------

        Net cash flows provided by (used in) financing                 --                --             3,000
activities                                                        --------------------------------------------


CASH RECONCILIATION
-------------------

        Net increase (decrease) in cash                                --                --                --

        Cash - beginning balance                                       --                --                --
                                                                  --------------------------------------------

        CASH BALANCE END OF PERIOD                                $    --           $    --           $    --
                                                                  ============================================

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

Results of Operation
--------------------

The Company had $3,485 of revenues inception (January 31, 2000) through September 30, 2004, but is not generating revues at this time. Expenses from inception were $9,630 made up of legal, accounting and office. For the quarter ended September 30, 2004, the registrant recognized a net loss of $250 as compared to $250 in the prior year. Some general and administrative expenses during the year were accrued. Expenses for the year, $750, were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 the Company had no cash balance. There are no other capital resources and the Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     September 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSCENDENT, INC.


Date:   November 22, 2004               /s/  Thomas Phanco
                                        --------------------------------
                                        Thomas Phanco
                                        CEO, CFO